Form 10-Q
period 2026-03-31
RRE Ventures Acquisition Corp.
filed 2026-05-22
CIK 2123969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-43260

RRE VENTURES ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1924642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5355 Town Center Road Boca Raton, Florida	33486
(Address of principal executive offices)	(Zip Code)

(786) 359-4103

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which each class is registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	RREVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	RREV	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	RREVW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 22, 2026, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share and 8,333,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

RRE VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2026

(UNAUDITED)

ASSETS
Current Assets
Prepaid expenses	$3,117
Total Current Assets	3,117
Deferred offering costs	453,290
TOTAL ASSETS	$456,407
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	$422,470
Promissory note – related party	49,689
Total Current Liabilities	472,159
Deferred legal fee	19,259
TOTAL LIABILITIES	491,418
Commitments and Contingencies (Note 5)
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding(1)	958
Additional paid-in capital	24,042
Accumulated deficit	(60,011)
TOTAL SHAREHOLDERS’ DEFICIT	(35,011)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$456,407

(1)
This number includes 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6). On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Formation, general, and administrative costs	$60,011
Loss from operations	(60,011)
Net loss	$(60,011)
Weighted average shares outstanding, Class B ordinary shares(1)	8,333,333
Basic and diluted net loss per share, Class B ordinary shares	$(0.01)

(1)
This number excludes 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6). On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 26, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares(1)	—	—	9,583,333	958	24,042	—	25,000
Net loss	—	—	—	—	—	(60,011)	(60,011)
Balance – March 31, 2026	—	$—	9,583,333	$958	$24,042	$(60,011)	$(35,011)

(1)
This number includes 1,250,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Notes 4 and 6). On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(60,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	35,011
Formation, general, and administrative costs paid by Sponsor in exchange for issuance of founder shares	25,000
Net cash used in operating activities	—
Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—
Deferred offering costs included in accrued offering costs	$422,470
Deferred offering costs paid through promissory note – related party	$11,561
Deferred offering costs included in deferred legal fees	$19,259
Prepaid expenses paid through promissory note – related party	$3,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

RRE Ventures Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from February 26, 2026 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RRE Sponsor, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the initial public offering of 25,000,000 units (each, a “Public Unit” and, with respect to the Class A ordinary shares included in the Public Units offered, the “Public Shares”) at $10.00 per Public Unit, generating gross proceeds of $250,000,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,510,000 private placement warrants (each, a “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $1,970,000 has not yet been received and is noted as a share subscription receivable on the unaudited condensed balance sheet within shareholders’ deficit section (see Note 4). In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $15,946,423, consisting of $5,000,000 of cash underwriting fees (of which $2,500,000 was paid in cash to the underwriters and $2,500,000 was used by the underwriters to purchase Private Placement Warrants), $10,000,000 of deferred underwriting fees, and $946,423 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest and/or dividend earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the Initial Public Offering on May 1, 2026, an amount of $250,000,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee, and initially to be invested only in cash, U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account (net of taxes payable)) and not previously released to the Company for Permitted Withdrawals. The Company is permitted to withdraw amounts from the Trust Account to pay taxes, provided that all Permitted Withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“Permitted Withdrawals”). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares the Company is permitted to redeem. If Public Shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, the Company’s officers and directors, a consultant, and certain third-party investors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding Public Shares.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to the Company for Permitted Withdrawals, divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the period from February 26, 2026 (inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $500,000. As of March 31, 2026, the Company had no cash and had a working capital deficit of $469,042.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company completed its Initial Public Offering on May 1, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. However, in connection with the sale of the Private Placement Warrants, the Sponsor expected to deposit $1,970,000 into the Company’s bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into the Company’s bank account at such time and remained in the Sponsor’s bank account. The Company has accounted for the amount due as share subscription receivable within the shareholders’ deficit section of the Company’s balance sheet as of the Initial Public Offering closing date. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. On May 1, 2026, upon the completion of the Initial Public Offering, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit, as the Public Warrants and Private Placement Warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•
Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,250,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). As of March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4). As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 1, 2026, the Company sold 25,000,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $250,000,000. Each Public Unit consists of one Class A ordinary share, and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On March 2, 2026, the Sponsor and the directors and officers paid an aggregate of $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 9,583,333 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor has agreed to forfeit up to 1,250,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In March 2026, the Sponsor sold an aggregate of 2,748,000 Class B ordinary shares to certain members of the Company’s management team (or their affiliates) and the third-party at-risk investors at the same per-share price that the Company’s Sponsor purchased such shares. Of those 2,748,000 Class B ordinary shares, the Sponsor sold 1,395,000 Founder Shares to the Company’s management team (or their affiliates) and 1,353,000 Founder Shares to the third-party at-risk investors. These 2,748,000 shares were not be subject to forfeiture in the event the over-allotment option was not exercised. On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor.

Subject to limited exceptions, the initial shareholders have agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,510,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,510,000, in a private placement. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,500,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are substantially identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) will not be redeemable by the Company, and (iv) may be exercised on a cashless basis. None of the Private Placement Warrants will be redeemable by the Company.

Promissory Note—Related Party

On March 2, 2026, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2027, or the completion of the Initial Public Offering. As of March 31, 2026, the Company had borrowed $49,689 under the Note. As of May 1, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $289,501, which remained outstanding and due on demand. Borrowings under the Note are no longer available.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Consulting Agreement

On February 22, 2026, the Company entered into a consulting agreement and has agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. As of March 31, 2026, the Company incurred and paid $7,500 for consulting services provided in March 2026.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The Private Placement Warrants issued upon conversion of any such loans would be identical to the Private Placement Warrants sold in a private placement concurrently with the Initial Public Offering. As of March 31, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants, and (iii) warrants that may be issued upon conversion of Working Capital Loans, and the Class A ordinary shares underlying any such Private Placement Warrants, are entitled to registration rights pursuant to a registration rights agreement signed on April 29, 2026. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 1, 2026, the full over-allotment option remained open. On May 14, 2026, the underwriters informed the Company its forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units.

The underwriters were entitled to an underwriting discount of $0.20 per Public Unit, or $5,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, of which (i) $0.10 per Public Unit, or $2,500,000 in the aggregate, was paid to the underwriters in cash, and (ii) $0.10 per Public Unit, or $2,500,000 in the aggregate, was used by the underwriters to purchase Private Placement Warrants. In addition, $0.40 per Public Unit, or $10,000,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions, but such $0.40 per Public Unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the military conflict involving the United States, Israel and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. Beginning in late February 2026, the United States and Israel launched military operations against Iran, targeting military, nuclear and energy infrastructure, which has led to retaliatory strikes by Iran against Israel and several countries in the Gulf region. The conflict has resulted in significant disruptions to global energy markets. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the military conflict involving the United States, Israel and Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyber-attacks against U.S. companies, disruptions to global energy supply chains and heightened inflationary pressures. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026, there were 9,583,333 Class B ordinary shares issued and outstanding, of which up to 1,250,000 Founder Shares remained subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, within the 45-day period following the closing of the Initial Public Offering, so that the Sponsor will collectively own 25% of the Company’s issued and outstanding ordinary shares. On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor.

Except as described below, ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the appointment of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. Incumbent directors shall also have the ability to appoint additional directors or to appoint replacement directors in the event of a casual vacancy in accordance with the Amended and Restated Memorandum and Articles of Association. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the Sponsor will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the Company’s outstanding Class B ordinary shares. Holders of the Public Shares will not be entitled to vote on a special resolution to amend such provisions of the Amended and Restated Memorandum and Articles of Association during such period.

Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent units issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Warrants — As of March 31, 2026, there were no Public Warrants or Private Placement Warrants issued or outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus relating to the Initial Public Offering forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Proposed Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the prospectus relating to the Initial Public Offering forms a part or a new registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Public Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 120 days after the completion of Business Combination, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and
•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants will be substantially identical to the warrants sold as part of the Public Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, (iii) will not be redeemable by the Company, and (iv) may be exercised on a cashless basis. Amending the warrant agreement will require a vote of holders of at least 50% of the Private Placement Warrants (including the vote or written consent of the Company) solely with respect to any amendment to the terms of the Private Placement Warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement Warrants).

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 7 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

March 31, 2026
Deferred offering costs	$453,290

For the Period from February 26, 2026 (Inception) Through March 31, 2026
Formation, general, and administrative costs	$60,011

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to May 22, 2026, the date the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering of 25,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,510,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $1,970,000 has not yet been received and is noted as a share subscription receivable on the unaudited condensed balance sheet within shareholders’ deficit section. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement.

On May 1, 2026, the underwriters were paid in cash an underwriting discount of $0.20 per Public Unit, or $5,000,000 in the aggregate, of which (i) $0.10 per Public Unit, or $2,500,000 in the aggregate, was paid to the underwriters in cash, and (ii) $0.10 per Public Unit, or $2,500,000 in the aggregate, was used by the underwriters to purchase Private Placement Warrants. Upon the consummation of the initial Business Combination, the Company will pay the underwriters a deferred underwriting discount of $0.40 per Public Unit sold in the Initial Public Offering, or $10,000,000 in the aggregate, and shall be due solely on amounts remaining in the Trust Account.

As of May 1, 2026, the Initial Public Offering closing date, the Company had borrowed an aggregate of $289,501, which remained outstanding and due on demand. Borrowings under the Note are no longer available.

On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor to maintain ownership of 25% of the Company’s issued and outstanding shares of ordinary share after the Initial Public Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to RRE Ventures Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to RRE Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 26, 2026 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 26, 2026 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from February 26, 2026 (inception) through March 31, 2026, we had net loss of $60,011, which consisted of formation, general, and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the initial shareholders and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on May 1, 2026, we consummated the Initial Public Offering of 25,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $1,970,000 has not yet been received and is noted as a share subscription receivable on the balance sheet within shareholders’ deficit section. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement.

Following the closing of the Initial Public Offering and the sale of the Private Placement Warrants, a total of $250,000,000 (or $10.00 per Public Unit) was placed in the Trust Account. We incurred total transaction costs of $15,946,423, consisting of $5,000,000 of cash underwriting fees (of which $2,500,000 was paid in cash to the underwriters and $2,500,000 was used by the underwriters to purchase Private Placement Warrants), $10,000,000 of deferred underwriting fees, and $946,423 of other offering costs.

For the period from February 26, 2026 (inception) through March 31, 2026, net cash used in operating activities was $0. Net loss of $60,011 was affected by the formation, general, and administrative costs paid through promissory note – related party of $35,011 and formation, general, and administrative costs paid by the Sponsor in exchange for issuance of Founder Shares of $25,000.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company up to $1,500,000. If we complete a Business Combination, we would repay the working capital loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the working capital loans but no proceeds from the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We completed our Initial Public Offering on May 1, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to us for general capital purposes. However, in connection with the sale of the Private Placement Warrants, our Sponsor expected to deposit $1,970,000 into our bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into our bank account at such time and remained in our Sponsor’s bank account. We have accounted for the amount due as share subscription receivable within the shareholders’ deficit section of our balance sheet as of the Initial Public Offering closing date.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Consulting Agreement

On February 22, 2026, we entered into a consulting agreement and has agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. As of March 31, 2026, the Company paid $7,500 for consulting services provided in March 2026.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 1, 2026, the full over-allotment option remained open. On May 14, 2026, the underwriters informed the Company its forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units.

The underwriters were entitled to an underwriting discount of $0.20 per Public Unit, or $5,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, of which (i) $0.10 per Public Unit, or $2,500,000 in the aggregate, was paid to the underwriters in cash, and (ii) $0.10 per Public Unit, or $2,500,000 in the aggregate, was used by the underwriters to purchase Private Placement Warrants. In addition, $0.40 per Public Unit, or $10,000,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions, but such $0.40 per Public Unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for the Initial Public Offering, which was filed with the SEC on May 1, 2026. Any of the factors described therein could result in a significant or material adverse effect on our business, financial condition and operating results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 1, 2026, we consummated the Initial Public Offering of 25,000,00 units at $10.00 per unit, generating gross proceeds of $250,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act in a registration statement on Form S-1 (File No. 333-294904). The SEC declared the registration statement effective on April 29, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $4,510,000, of which $1,970,000 has not yet been received and is noted as a share subscription receivable on the balance sheet within shareholders’ deficit section (see Part I, Item 1 of this Quarterly Report). In addition, we consummated the sale of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the underwriters, generating gross proceeds of $2,500,000.

Use of Proceeds

Following the closing of the Initial Public Offering on May 1, 2026, a total of $250,000,000 (or $10.00 per Public Unit) was placed in the Trust Account. Transaction costs amounted to $15,946,423, consisting of $5,000,000 of cash underwriting fees (of which $2,500,000 was paid in cash to the underwriters and $2,500,000 was used by the underwriters to purchase Private Placement Warrants), $10,000,000 of deferred underwriting fees, and $946,423 of other offering costs. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Association of the Company, dated April 29, 2026 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2026 and incorporated by reference herein).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RRE VENTURES ACQUISITION CORP.

Date: May 22, 2026	By:	/s/ Philip Kassin
	Name:	Philip Kassin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 22, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)