Form 10-Q
period 2026-06-30
RRE Ventures Acquisition Corp.
filed 2026-08-13
CIK 2123969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2026, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share and 8,333,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

RRE VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of June 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from February 26, 2026 (Inception) Through June 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from February 26, 2026 (Inception) Through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 26, 2026 (Inception) Through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

(UNAUDITED)

ASSETS
Current assets:
Cash	$700,000
Prepaid expenses	200,776
Total Current Assets	900,776
Long term prepaid insurance	95,385
Cash held in Trust Account	251,404,038
TOTAL ASSETS	$252,400,199

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Accrued expenses	$244,110
Accrued offering costs	75,000
Total Current Liabilities	319,110
Deferred legal fee	213,000
Deferred underwriting fee payable	10,000,000
TOTAL LIABILITIES	10,532,110

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 25,000,000 shares at a redemption value of $10.06 per share	251,404,038

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 25,000,000 shares subject to possible redemption	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding	833
Share subscription receivable	(111,087)
Additional paid-in capital	—
Accumulated deficit	(9,425,695)
Total Shareholders’ Deficit	(9,535,949)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$252,400,199

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Period from February 26, 2026 (Inception) Through June 30, 2026

Formation, general, and administrative costs	$453,428	$513,439
Loss from operations	(453,428)	(513,439)

Other income:
Change in fair value of over-allotment liability	197,200	197,200
Interest earned on cash held in Trust Account	1,404,038	1,404,038
Total other income:	1,601,238	1,601,238

Net income	$1,147,810	$1,087,799
Weighted average shares outstanding, Class A redeemable ordinary shares	16,758,242	12,200,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.05	0.05
Weighted average shares outstanding, Class B ordinary shares	8,333,333	8,066,666
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance – February 26, 2026 (inception)	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares	9,583,333	958	—	24,042	—	25,000
Net loss	—	—	—	—	(60,011)	(60,011)
Balance – March 31, 2026	9,583,333	958	—	24,042	(60,011)	(35,011)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(10,038,827)	(10,513,494)	(20,552,321)
Sale of Private Placement Warrants	—	—	(111,087)	7,010,000	—	6,898,913
Fair Value of Public Warrants at issuance	—	—	—	3,250,000	—	3,250,000
Allocated value of transaction costs to warrants	—	—	—	(245,340)	—	(245,340)
Forfeiture of Founder Shares	(1,250,000)	(125)	—	125	—	—
Net income	—	—	—	—	1,147,810	1,147,810
Balance – June 30, 2026	8,333,333	$833	$(111,087)	$—	$(9,425,695)	$(9,535,949)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,087,799
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	59,086
Formation, general, and administrative costs paid by Sponsor in exchange for issuance of founder shares	25,000
Interest earned on cash held in Trust Account	(1,404,038)
Change in fair value of over-allotment liability	(197,200)
Changes in operating assets and liabilities:
Prepaid expenses	(114,234)
Long term prepaid insurance	(95,385)
Accrued expenses	244,110
Net cash used in operating activities	(394,862)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	6,898,913
Repayment of promissory note - related party	(289,501)
Payment of offering costs	(514,550)
Net cash provided by financing activities	251,094,862

Net Change in Cash	700,000
Cash – Beginning of period	—
Cash – End of period	$700,000
Deferred offering costs paid through promissory note – related party	$143,873
Deferred offering costs included in deferred legal fees	$213,000
Prepaid expenses paid through promissory note – related party	$86,542
Deferred underwriting fee payable	$10,000,000
Forfeiture of Founder Shares	$125
Over-allotment option liability	$197,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 26, 2026 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RRE Sponsor, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering (the “Initial Public Offering”) of 25,000,000 units (each, a “Public Unit” and, with respect to the Class A ordinary shares included in the Public Units offered, the “Public Shares”) at $10.00 per Public Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,510,000 Private Placement Warrants (each, a “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $111,087 has not yet been received and is noted as a share subscription receivable on the balance sheet within deficit (see Note 4). In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement. Each Public Unit has an offering price of $10.00 and consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments.

Transaction costs amounted to $15,946,423, consisting of $5,000,000 of cash underwriting fee (of which $2,500,000 was paid in cash to the underwriters and $2,500,000 was used by the underwriters to purchase Private Placement Warrants), $10,000,000 of deferred underwriting fee, and $946,423 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on May 1, 2026, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a Trust Account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and initially to be invested only in cash or in demand Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

JUNE 30, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three months ended June 30, 2026 and for the period from February 26, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

As of June 30, 2026, the Company had $700,000 cash and had a working capital of $581,666.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 205—40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company's liquidity condition raises substantial doubt about its ability to continue as a going concern for a period of at least one year from the date these unaudited condensed financial statements are issued. The Company expects to incur significant costs in pursuing its initial Business Combination, and the funds available outside the Trust Account are not sufficient to fund operations for the next twelve months. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $700,000 in cash as of June 30, 2026. The Company had no cash equivalents as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $251,404,038, were held in cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B Ordinary Shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B Ordinary Shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4). As a result, diluted income per Class B Ordinary Share is the same as basic income per Class B Ordinary Share for the period presented.

	For the Three Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$766,603	$381,207
Denominator:
Weighted-average shares outstanding	16,758,242	8,333,333
Basic and diluted net income per ordinary share	$0.05	$0.05

	For the Period from February 26, 2026 (Inception) through June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$654,826	$432,973
Denominator:
Weighted-average shares outstanding	12,200,000	8,066,666
Basic and diluted net income per ordinary share	$0.05	$0.05

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 815-40 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with FASB ASC Topic 480 and FASB ASC Topic 815.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,250,000)
Proceeds allocated to over-allotment option liability	(197,200)
Allocated issuance costs	(15,701,083)
Plus:
Accretion of carrying value to redemption value	20,552,321
Class A ordinary shares subject to possible redemption, June 30, 2026	$251,404,038

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on May 1, 2026, the Company sold 25,000,000 Public Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Each Public Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On March 2, 2026, the Sponsor and the directors and officers paid an aggregate of $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 9,583,333 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor forfeited 1,250,000 Founder Shares as a result of the underwriters' over-allotment option not being exercised in full. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In March 2026, the Sponsor sold an aggregate of 2,748,000 Class B ordinary shares to certain members of the Company’s management team (or their affiliates) and the third-party at-risk investors at the same per-share price that the Company’s Sponsor purchased such shares. Of those 2,748,000 Class B Ordinary Shares, the Sponsor sold 1,325,000 Founder Shares to the Company’s management team (or their affiliates) and 1,423,000 Founder Shares to the third-party at-risk investors. These 2,748,000 shares will not be subject to forfeiture in the event the over-allotment option is not exercised. Following the expiration of the over-allotment option, the forfeiture provisions lapsed, and all remaining Founder Shares are no longer subject to forfeiture. As of June 30, 2026, 8,333,333 Founder Shares were issued and outstanding.

Subject to limited exceptions, the initial shareholders have agreed not to transfer, assign or sell any Founder Shares until the earlier to occur of: (A) 180 days after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,510,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $4,510,000 in a private placement. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,500,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. The Private Placement Warrants are substantially identical to the Public Warrants, except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights, and (iii) may be exercised on a cashless basis.

Promissory Note—Related Party

On March 2, 2026, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2027 or the completion of the Initial Public Offering. The Company had borrowed $289,501 under the Note, which was repaid upon the closing of the Initial Public Offering. Borrowings under the Note are no longer available.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Share Subscription Receivable

In connection with the sale of the Private Placement Warrants, the Sponsor did not timely remit the full subscription amount due to the timing of funds and the bank account opening process. The Company accounted for the unpaid balance as a share subscription receivable within equity. As of June 30, 2026, the remaining share subscription receivable due from the Sponsor was $111,087.

Consulting Agreement

On February 22, 2026, the Company entered into a consulting agreement and has agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. For the three months ended June 30, 2026 and for the period from February 26, 2026 (Inception) through June 30, 2026, the Company incurred and paid $30,000 and $45,000, respectively, for consulting services provided.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The Private Placement Warrants issued upon conversion of any such loans would be identical to the Private Placement Warrants sold in a private placement concurrently with the Initial Public Offering. As of June 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 14, 2026, the underwriters informed the Company of its forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units. As of June 30, 2026, there were no longer over-allotment option outstanding.

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

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 25,000,000 shares subject to possible redemption.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 8,333,333 Class B ordinary shares issued and outstanding. On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants — As of June 30, 2026, there were 8,333,333 Public Warrants and 7,010,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus relating to the Initial Public Offering forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Proposed Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business  Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the prospectus relating to the Initial Public Offering forms a part or a new registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00. Beginning 120 days after the completion of Business Combination, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which is referred to as the 30-day redemption period; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

JUNE 30, 2026

(UNAUDITED)

Note 7 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The fair value of the over-allotment option liability is $197,200. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. On May 14, 2026, the underwriters informed the Company of its forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units. As of June 30, 2026, there were no longer over-allotment option outstanding.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 1, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk free rate	3.71%
Exercise price	$10.00
Fair value of over-allotment unit	$0.053

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The fair value of the Public Warrants issued in the Initial Public Offering is $3,250,000, or $0.390 per Public Warrant and was determined using Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

May 1, 2026
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	5.0%
Implied market adjustment	29.4%
Risk-free rate	4.11%
Warrant term (years)	7

Note 8 — Segment Information

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

June 30, 2026
Cash	$700,000
Cash held in Trust Account	$251,404,038

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from February 26, 2026 (Inception) Through June 30,
	2026	2026
Formation, general, and administrative costs	$453,428	$513,439

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 26, 2026 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,147,810, which consisted of change on over-allotment liability of $197,200 and interest earned on cash held in trust account of $1,404,038, offset by formation, general, and administrative costs of $453,428.

For the period from February 26, 2026 (inception) through June 30, 2026, we had net income of $1,087,799, which consisted of change on over-allotment liability of $197,200 and interest earned on cash held in trust account of $1,404,038, offset by formation, general, and administrative costs of $513,439.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the initial shareholders and loans from the Sponsor.

On May 1, 2026, we consummated the Initial Public Offering of 25,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $111,087 has not yet been received and is noted as a share subscription receivable on the balance sheet within shareholders’ deficit section. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement.

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

For the period from February 26, 2026 (inception) through June 30, 2026, net cash used in operating activities was $394,862. Net income of $1,087,799 was affected by the formation, general, and administrative costs paid through promissory note – related party of $59,086, formation, general, and administrative costs paid by the Sponsor in exchange for issuance of Founder Shares of $25,000 and interest earned on cash held in Trust Account of $1,404,038. Changes in operating assets and liabilities provided $34,491 of cash for operating activities.

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

We completed our Initial Public Offering on May 1, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to us for general capital purposes. However, in connection with the sale of the Private Placement Warrants, our Sponsor expected to deposit $111,087 into our bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into our bank account at such time and remained in our Sponsor’s bank account. We have accounted for the amount due as share subscription receivable within the shareholders’ deficit section of our balance sheet as of the Initial Public Offering closing date.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014—15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering may not be sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. As such, the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Consulting Agreement

On February 22, 2026, we entered into a consulting agreement and has agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. For the period ended June 30, 2026, the Company paid $45,000 for consulting services.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $4,510,000, of which $111,087 has not yet been received and is noted as a share subscription receivable on the balance sheet within shareholders’ deficit section (see Part I, Item 1 of this Quarterly Report). In addition, we consummated the sale of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the underwriters, generating gross proceeds of $2,500,000.

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

RRE VENTURES ACQUISITION CORP.

Date: August 13, 2026	By:	/s/ Philip Kassin
	Name:	Philip Kassin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)