Form 10-Q
period 2026-09-30
RRE Ventures Acquisition Corp.
filed 2026-11-12
CIK 2123969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 12, 2026, there were 25,000,000 Class A ordinary shares, par value $0.0001 per share and 8,333,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

RRE VENTURES ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from February 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from February 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from February 26, 2026 (Inception) Through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2026

(UNAUDITED)

ASSETS
Current Assets:
Cash	$572,884
Prepaid expenses	160,723
Total Current Assets	733,607
Long-term prepaid insurance	66,770
Cash held in Trust Account	253,721,875
TOTAL ASSETS	$254,522,252

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Accrued expenses	$233,679
Accrued offering costs	75,000
Total Current Liabilities	308,679
Deferred legal fees	213,000
Deferred underwriting fee payable	10,000,000
TOTAL LIABILITIES	10,521,679

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 25,000,000 shares at a redemption value of $10.15 per share	253,721,875

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding, excluding 25,000,000 shares subject to possible redemption	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,333,333 shares issued and outstanding	833
Share subscription receivable	(107,020)
Additional paid-in capital	—
Accumulated deficit	(9,615,115)
Total Shareholders’ Deficit	(9,721,302)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$254,522,252

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Period from February 26, 2026 (Inception) Through September 30, 2026

Formation, general, and administrative costs	$193,541	$706,980
Loss from operations	(193,541)	(706,980)

Other income:
Change in fair value of over-allotment liability	—	197,200
Interest earned on cash held in Trust Account	2,317,837	3,721,875
Interest earned on operating account	4,121	4,121
Total other income	2,321,958	3,923,196

Net income	$2,128,417	$3,216,216
Weighted average shares outstanding, Class A redeemable ordinary shares	25,000,000	17,626,728
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.06	$0.12
Weighted average shares outstanding, Class B ordinary shares	8,333,333	8,179,723
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

	Class B Ordinary Shares		Share Subscription Receivable from	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shareholder	Capital	Deficit	Deficit
Balance – February 26, 2026 (inception)	—	$—	$—	$—	$—	$—
Issuance of Class B ordinary shares	9,583,333	958	—	24,042	—	25,000
Net loss	—	—	—	—	(60,011)	(60,011)
Balance – March 31, 2026 (unaudited)	9,583,333	958	—	24,042	(60,011)	(35,011)
Accretion for Class A ordinary shares to redemption amount	—	—	—	(10,038,827)	(10,513,494)	(20,552,321)
Sale of Private Placement Warrants	—	—	(111,087)	7,010,000	—	6,898,913
Fair value of Public Warrants at issuance	—	—	—	3,250,000	—	3,250,000
Allocated value of transaction costs to warrants	—	—	—	(245,340)	—	(245,340)
Forfeiture of Founder Shares	(1,250,000)	(125)	—	125	—	—
Net income	—	—	—	—	1,147,810	1,147,810
Balance – June 30, 2026 (unaudited)	8,333,333	833	(111,087)	—	(9,425,695)	(9,535,949)
Collection of share subscription receivable	—	—	4,067	—	—	4,067
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,317,837)	(2,317,837)
Net income	—	—	—	—	2,128,417	2,128,417
Balance – September 30, 2026 (unaudited)	8,333,333	$833	$(107,020)	$—	$(9,615,115)	$(9,721,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,216,216
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general, and administrative costs paid through promissory note – related party	59,086
Formation, general, and administrative costs paid by Sponsor, directors and officers in exchange for issuance of Founder Shares	25,000
Interest earned on cash held in Trust Account	(3,721,875)
Change in fair value of over-allotment liability	(197,200)
Changes in operating assets and liabilities:
Prepaid expenses	(74,181)
Long-term prepaid insurance	(66,770)
Accrued expenses	233,679
Net cash used in operating activities	(526,045)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	245,000,000
Proceeds from sale of Private Placement Warrants	6,902,980
Repayment of promissory note – related party	(289,501)
Payment of offering costs	(514,550)
Net cash provided by financing activities	251,098,929

Net change in cash	572,884
Cash – Beginning of period	—
Cash – End of period	$572,884
Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid through promissory note – related party	$143,873
Offering costs included in deferred legal fees	$213,000
Offering costs included in accrued offering costs	$75,000
Prepaid expenses paid through promissory note – related party	$86,542
Deferred underwriting fee payable	$10,000,000
Forfeiture of Founder Shares	$125
Over-allotment option liability	$197,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 26, 2026 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is RRE Sponsor, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on April 29, 2026. On May 1, 2026, the Company consummated the Initial Public Offering (the “Initial Public Offering”) of 25,000,000 units (each, a “Public Unit” and, with respect to the Class A ordinary shares included in the Public Units offered, the “Public Shares”) at $10.00 per Public Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,510,000 Private Placement Warrants (each, a “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $107,020 had not been received as of September 30, 2026 and is noted as a share subscription receivable on the unaudited condensed balance sheet within shareholders’ deficit (see Note 4). In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement. Each Public Unit has an offering price of $10.00 and consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments.

Transaction costs amounted to $15,946,423, consisting of $5,000,000 of cash underwriting fee (of which $2,500,000 was paid in cash to the underwriters and $2,500,000 was used by the underwriters to purchase Private Placement Warrants), $10,000,000 of deferred underwriting fee, and $946,423 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering on May 1, 2026, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Units, and a portion of the proceeds of the sale of the Private Placement Warrants, are held in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and initially to be invested only in cash or in demand deposit accounts or U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company will provide the holders (the “Public Shareholders”) of Public Units, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account (net of taxes payable)) and not previously released to the Company for Permitted Withdrawals. The Company is permitted to withdraw amounts from the Trust Account to pay taxes, provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in an amount sufficient to cover the permitted withdrawal amount (“Permitted Withdrawals”). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In addition, the deferred underwriting compensation payable to the underwriters shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

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

The Sponsor, the Company’s officers and directors, a consultant, and certain third-party investors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any, divided by the number of the then-outstanding Public Shares.

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

SEPTEMBER 30, 2026

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 1, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three months ended September 30, 2026 and for the period from February 26, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Liquidity and Capital Resources

As of September 30, 2026, the Company had $572,884 cash and had a working capital of $424,928.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post-Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company's liquidity condition raises substantial doubt about its ability to continue as a going concern for a period of at least one year from the date these unaudited condensed financial statements are issued. The Company expects to incur significant costs in pursuing its initial Business Combination, and the funds available outside the Trust Account are not sufficient to fund operations for the next twelve months. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $572,884 in cash as of September 30, 2026. The Company had no cash equivalents as of September 30, 2026.

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $253,721,875, were held in cash.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to their short-term nature.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, Class A ordinary shares and Class B ordinary shares, par value $0.0001. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the 8,333,333 Public Warrants and 7,010,000 Private Placement Warrants (an aggregate of 15,343,333 warrants) outstanding as of September 30, 2026 to purchase Class A ordinary shares, since the exercise of the warrants is contingent upon the occurrence of future events (i.e., the completion of a Business Combination). As of September 30, 2026, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor, and such surrendered shares were cancelled by the Company (see Note 4). As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

	For the Three Months Ended September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,596,313	$532,104
Denominator:
Weighted-average shares outstanding	25,000,000	8,333,333
Basic and diluted net income per ordinary share	$0.06	$0.06

	For the Period from February 26, 2026 (Inception) Through September 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,196,790	$1,019,426
Denominator:
Weighted-average shares outstanding	17,626,728	8,179,723
Basic and diluted net income per ordinary share	$0.12	$0.12

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to FASB ASC Topic 815-40 since the underwriters’ over-allotment option was not exercised in full at the time of the Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(3,250,000)
Proceeds allocated to over-allotment option liability	(197,200)
Allocated issuance costs	(15,701,083)
Plus:
Accretion of carrying value to redemption value	22,870,158
Class A ordinary shares subject to possible redemption, September 30, 2026	$253,721,875

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Note 4 — Related Party Transactions

Founder Shares

On March 2, 2026, the Sponsor paid an aggregate of $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 9,583,333 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). As a result of the underwriters’ over-allotment option not being exercised, 1,250,000 Founder Shares were surrendered by the Sponsor and cancelled by the Company. The forfeiture was effected so that the Founder Shares represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In March 2026, the Sponsor sold an aggregate of 2,748,000 Class B ordinary shares to certain members of the Company’s management team (or their affiliates), an affiliate of the Sponsor, the third-party at-risk investors and a consultant at the same per-share price that the Company’s Sponsor purchased such shares. Of those 2,748,000 Class B ordinary shares, the Sponsor sold 1,325,000 Founder Shares to the Company’s management team (or their affiliates), 70,000 Founder Shares to the consultant and 1,353,000 Founder Shares in connection with the at-risk capital purchases, of which 787,500 Founder Shares were purchased by members of the Company’s management team (or their affiliates) and an affiliate of the Sponsor and 565,500 Founder Shares were purchased by third-party at-risk investors. These 2,748,000 shares were not subject to forfeiture. Following the expiration of the over-allotment option, the forfeiture provisions lapsed, and all remaining Founder Shares are no longer subject to forfeiture. As of September 30, 2026, 8,333,333 Founder Shares were issued and outstanding.

The sale of the Founder Shares to the Company’s management team (or their affiliates) is within the scope of FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”). In March 2026, the Sponsor transferred 1,325,000 Founder Shares to the Company’s officers and directors (or their affiliates) at the Sponsor’s original purchase price of approximately $0.003 per share, and no service or vesting conditions apply to such shares. Because the transfer occurred within one month of the Company’s incorporation and the issuance of the Founder Shares to the Sponsor, and before the Company publicly filed its registration statement, the Company determined that the price paid by the Sponsor for the Founder Shares, which carry the same terms and restrictions as the Founder Shares transferred, is the most appropriate measure of the fair value of the Founder Shares transferred. Accordingly, the fair value of the Founder Shares transferred did not exceed the amount paid by the officers and directors, and no stock-based compensation expense has been recognized. The 25,000 Founder Shares to be granted to the Company’s Chief Financial Officer pursuant to the Consulting Agreement (see below) will be granted only upon the consummation of a Business Combination; accordingly, no compensation expense has been recognized with respect to such shares as of September 30, 2026.

The 1,353,000 Founder Shares sold by the Sponsor in connection with the at-risk capital purchases were sold at the same per-share price paid by the Sponsor.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Share Subscription Receivable

In connection with the sale of the Private Placement Warrants, the Sponsor did not timely remit the full subscription amount due to the timing of funds and the bank account opening process. The Company accounted for the unpaid balance as a share subscription receivable within equity. During the three months ended September 30, 2026, the Company collected $4,067 of the share subscription receivable. As of September 30, 2026, the remaining share subscription receivable due from the Sponsor was $107,020.

Consulting Agreement

In February 2026, the Company entered into a consulting agreement and has agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. For the three months ended September 30, 2026 and for the period from February 26, 2026 (inception) through September 30, 2026, the Company incurred $22,500 and $52,500, respectively, for consulting services provided.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The Private Placement Warrants issued upon conversion of any such loans would be identical to the Private Placement Warrants sold in a private placement concurrently with the Initial Public Offering. As of September 30, 2026, the Company had no outstanding borrowings under the Working Capital Loans.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Underwriting Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 14, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units. As of September 30, 2026, the over-allotment option was no longer outstanding.

The underwriters were entitled to an underwriting discount of $0.20 per Public Unit, or $5,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, of which (i) $0.10 per Public Unit, or $2,500,000 in the aggregate, was paid to the underwriters in cash, and (ii) $0.10 per Public Unit, or $2,500,000 in the aggregate, was used by the underwriters to purchase Private Placement Warrants. In addition, $0.40 per Public Unit, or $10,000,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions, but such $0.40 per Public Unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Deferred Legal Fees

In connection with the Initial Public Offering, the Company incurred legal fees of $213,000, payment of which has been deferred and payable upon the consummation of an initial Business Combination. As of September 30, 2026, the Company had $213,000 of deferred legal fees, which are presented as a non-current liability on the accompanying unaudited condensed balance sheet.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the military conflict involving the United States, Israel and Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. Beginning in late February 2026, the United States and Israel launched military operations against Iran, targeting military, nuclear and energy infrastructure, which has led to retaliatory strikes by Iran against Israel and several countries in the Gulf region. The conflict has resulted in significant disruptions to global energy markets. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the military conflict involving the United States, Israel and Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, increased cyberattacks against U.S. companies, disruptions to global energy supply chains and heightened inflationary pressures. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Note 6 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were no Class A ordinary shares issued or outstanding, excluding the 25,000,000 shares subject to possible redemption.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 8,333,333 Class B ordinary shares issued and outstanding. On May 14, 2026, the underwriters forfeited their over-allotment option to purchase up to an additional 3,750,000 Public Units. As a result of the over-allotment option forfeiture by the underwriters, 1,250,000 Class B ordinary shares of the Company were surrendered by the Sponsor.

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

Subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares (such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including, for the avoidance of doubt for purposes of the calculation described hereafter, the Class A ordinary shares that may have been issued upon conversion of Founder Shares at the option of the holder thereof prior to the consummation of the initial Business Combination) will equal, in the aggregate, on an as-converted basis, 25% of the sum of (i) the total number of ordinary shares issued and outstanding upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Warrants — As of September 30, 2026, there were 8,333,333 Public Warrants and 7,010,000 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Public Units and only whole Public Warrants will trade.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination, provided that the Company has an effective registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement of which the prospectus relating to the Initial Public Offering forms a part because the Public Warrants will become exercisable 30 days after the completion of a Business Combination, which may be within one year of the Initial Public Offering. However, because the Public Warrants will be exercisable until their expiration date of up to five years after the completion of the Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of the Business  Combination, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which the prospectus relating to the Initial Public Offering forms a part or a new registration statement on Form S-1 under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Private Placement Warrants are substantially identical to the Public Warrants underlying the Public Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will be non-redeemable and (iii) the Private Placement Warrants will be exercisable on a cashless basis and have certain registration rights.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Beginning 120 days after the completion of a Business Combination, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

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

In no event will the Company be required to net cash settle any warrant. If the Company has not completed a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

SEPTEMBER 30, 2026

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

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the unaudited condensed statements of operations.

The fair value of the over-allotment option liability was $197,200. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates because the pricing model relies on unobservable inputs, including assumptions related to expected share-price volatility, expected life and the risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term. On May 14, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units. As of September 30, 2026, the over-allotment option was no longer outstanding.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 1, 2026
Volatility	1.67%
Expected term (years)	0.12
Risk-free rate	3.71%
Exercise price	$10.00
Fair value of over-allotment unit	$0.053

The fair value of the Public Warrants issued in the Initial Public Offering is $3,250,000, or $0.390 per Public Warrant and was determined using a Monte Carlo Simulation Model. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

May 1, 2026
Underlying stock price	$9.85
Exercise price	$11.50
Volatility	5.0%
Implied market adjustment	29.4%
Risk-free rate	4.11%
Warrant term (years)	7

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

RRE VENTURES ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

September 30, 2026
Cash	$572,884
Cash held in Trust Account	$253,721,875

	For the Three Months Ended September 30,	For the Period from February 26, 2026 (Inception) Through September 30,
	2026	2026
Formation, general, and administrative costs	$193,541	$706,980

The CODM reviews formation, general, and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general, and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general, and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s unaudited condensed balance sheet to assess if the Company has sufficient resources available to discharge its liabilities. Additionally, the CODM regularly reviews the status of deferred offering costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to November 12, 2026, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 26, 2026 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,128,417, which consisted of interest earned on cash held in Trust Account of $2,317,837 and interest earned on operating account of $4,121, offset by formation, general, and administrative costs of $193,541.

For the period from February 26, 2026 (inception) through September 30, 2026, we had net income of $3,216,216, which consisted of a change in the fair value of the over-allotment option liability of $197,200, interest earned on cash held in Trust Account of $3,721,875 and interest earned on operating account of $4,121, offset by formation, general, and administrative costs of $706,980.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of our Class B ordinary shares, par value $0.0001 per share, by the initial shareholders and loans from the Sponsor.

On May 1, 2026, we consummated the Initial Public Offering of 25,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $4,510,000 in a private placement to the Sponsor, of which $107,020 had not been received as of September 30, 2026 and is noted as a share subscription receivable on the balance sheet within the shareholders’ deficit section. In addition, the underwriters used a portion of their underwriting discount and commission to purchase an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,500,000 in a private placement.

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

For the period from February 26, 2026 (inception) through September 30, 2026, net cash used in operating activities was $526,045. Net income of $3,216,216 was affected by the formation, general, and administrative costs paid through promissory note – related party of $59,086, formation, general, and administrative costs paid by the Sponsor in exchange for issuance of Founder Shares of $25,000, interest earned on cash held in Trust Account of $3,721,875 and change in fair value of over-allotment liability of $197,200. Changes in operating assets and liabilities provided $92,728 of cash for operating activities.

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

We completed our Initial Public Offering on May 1, 2026, at which time the capital in excess of the funds deposited in the Trust Account and/or used to fund offering costs and other expenses was released to us for general capital purposes. However, in connection with the sale of the Private Placement Warrants, our Sponsor expected to deposit $1,970,000 into our bank account. Due to the timing of funds and the bank account opening process, these funds were not deposited into our bank account at such time and remained in our Sponsor’s bank account. We have accounted for the amount due as share subscription receivable within the shareholders’ deficit section of our balance sheet as of the Initial Public Offering closing date. Our Sponsor remitted $1,858,913 of that amount through June 30, 2026 and a further $4,067 during the three months ended September 30, 2026, and $107,020 remained outstanding as of September 30, 2026.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering are not sufficient to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements are issued as it expects to incur significant costs in pursuit of its acquisition plans. As such, the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Consulting Agreement

In February 2026, we entered into a consulting agreement and have agreed to pay Kujo Capital, an affiliate of Andrew Kucharchuk, a monthly fee of $7,500 for assisting with finance, accounting, treasury and SEC-reporting activities, plus a rate of $200 per hour for additional services required and authorized by the Company. Pursuant to the Consulting Agreement, Andrew Kucharchuk will serve as the Company’s Chief Financial Officer, for a term that commenced on March 1, 2026 and will continue until the later of March 30, 2028 and 100 calendar days after the closing of the initial Business Combination, unless earlier terminated by either party. Furthermore, upon the consummation of a Business Combination, Andrew Kucharchuk will be granted 25,000 Founder Shares of the Company, which will convert into an equivalent number of ordinary shares and be subject to the same lock-up and transfer restrictions applicable to other Founder Shares. For the three months ended September 30, 2026 and for the period from February 26, 2026 (inception) through September 30, 2026, the Company incurred $22,500 and $52,500, respectively, for consulting services.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to 3,750,000 additional Public Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of May 1, 2026, the full over-allotment option remained open. On May 14, 2026, the underwriters informed the Company of their forfeiture of the over-allotment option to purchase the additional 3,750,000 Public Units.

The underwriters were entitled to an underwriting discount of $0.20 per Public Unit, or $5,000,000 in the aggregate, which was paid at the closing of the Initial Public Offering, of which (i) $0.10 per Public Unit, or $2,500,000 in the aggregate, was paid to the underwriters in cash, and (ii) $0.10 per Public Unit, or $2,500,000 in the aggregate, was used by the underwriters to purchase Private Placement Warrants. In addition, $0.40 per Public Unit, or $10,000,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions, but such $0.40 per Public Unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Deferred Legal Fees

In connection with the Initial Public Offering, we incurred legal fees of $213,000, payment of which has been deferred and payable upon the consummation of an initial Business Combination. As of September 30, 2026, $213,000 of deferred legal fees were outstanding and are presented as a non-current liability on our balance sheet.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 1, 2026, we consummated the Initial Public Offering of 25,000,000 units at $10.00 per unit, generating gross proceeds of $250,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act in a registration statement on Form S-1 (File No. 333-294904). The SEC declared the registration statement effective on April 29, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,510,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $4,510,000, of which $107,020 had not been received as of September 30, 2026 and is noted as a share subscription receivable on the balance sheet within the shareholders’ deficit section (see Part I, Item 1 of this Quarterly Report). In addition, we consummated the sale of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the underwriters, generating gross proceeds of $2,500,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

RRE VENTURES ACQUISITION CORP.

Date: November 12, 2026	By:	/s/ Philip Kassin
	Name:	Philip Kassin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Andrew Kucharchuk
	Name:	Andrew Kucharchuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

